Form 10-Q
period 2026-06-30
Long Table Growth Corp.
filed 2026-08-12
CIK 2104177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to ____________

Commission File Number: 001-43324

LONG TABLE GROWTH CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8400 Westchester Drive, Suite 212 Dallas, Texas	75225
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 619-7399

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	LTGRU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	LTGR	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	LTGRW	The Nasdaq Stock Market LLC

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 12, 2026, there were 17,250,000 shares of the Company’s Class A ordinary shares and 5,750,000 shares of the Company’s Class B ordinary shares issued and outstanding.

LONG TABLE GROWTH CORP.

i

LONG TABLE GROWTH CORP.
CONDENSED BALANCE SHEET
June 30, 2026
(unaudited)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash	$1,625,000	$50,000
Prepaid expenses	179,000	—
Deferred offering costs	—	108,000
Total current assets	1,804,000	158,000
Held in Trust Account	173,749,000	—
Total assets	$175,553,000	$158,000
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$25,000	$10,000
Accrued expenses	106,000	$20,000
Accrued offering costs	—	83,000
Deferred compensation – related parties	30,000	—
Promissory note – related party	—	50,000
Total current liabilities	161,000	163,000
Deferred underwriting payable	5,175,000	—
Advisory fee payable	5,175,000	—
Total liabilities	10,511,000	163,000
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 17,250,000 shares at redemption value of $10.07 per share	173,749,000	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	1,000	1,000
Additional paid-in capital		24,000
Accumulated deficit	(8,708,000)	(30,000)
Total shareholders’ deficit	(8,707,000)	(5,000)
Total liabilities and shareholders’ deficit	$175,553,000	$158,000

(1)	Includes, at December 31, 2025, 750,000 Class B ordinary shares that were subject to forfeiture if the underwriter had not exercised in full, on June 5, 2026, their over-allotment option (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LONG TABLE GROWTH CORP.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2026	For the six months ended June 30, 2026
General and administrative costs	$278,000	$321,000
Advisory fee expense	5,175,000	5,175,000
Loss from operations	(5,453,000)	(5,496,000)
Other income
Interest income on investment held in Trust Account	387,000	387,000
Interest income on cash in operating account	3,000	4,000
Total other income	390,000	391,000
Net loss	$(5,063,000)	$(5,105,000)

Weighted average Class A ordinary shares outstanding - basic and diluted	4,739,000	2,396,000
Class A ordinary shares - basic and diluted net loss per share	$(0.51)	$(0.68)

Weighted average Class B ordinary shares outstanding -
Basic and diluted	5,206,000	5,104,000
Class B ordinary shares – Basic and diluted net loss per share	$(0.51)	$(0.68)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LONG TABLE GROWTH CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the three months and six months ended June 30, 2026

Three months ended June 30, 2026 (unaudited):

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2026 (unaudited)	5,750,000	$1,000	$24,000	$(72,000)	$(47,000)
Issuance of 3,600,000 Private Placement Warrants	—	—	3,600,000	—	3,600,000
Estimated fair value of 17,250,000 Public Warrants issued as part of Units sold in the Public Offering	—	—	3,605,000	—	3,605,000
Allocated value of transaction costs to Public and Private Warrants	—	—	(140,000)	—	(140,000)
Cash added to Trust to fund additional $0.05/share	—	—	(863,000)	—	(863,000)
Accretion in value of Class A ordinary shares subject to redemption	—	—	(6,226,000)	(3,573,000)	(9,799,000)
Net loss	—	—	—	(5,063,000)	(5,063,000)
Balance as of June 30, 2026 (unaudited)	5,750,000	$1,000	$—	$(8,708,000)	$(8,707,000)

Six months ended June 30, 2026 (unaudited):

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	5,750,000	$1,000	$24,000	$(30,000)	$(5,000)
Issuance of 3,600,000 Private Placement Warrants	—	—	3,600,000	—	3,600,000
Estimated fair value of 17,250,000 Public Warrants issued as part of Units sold in the Public Offering	—	—	3,605,000	—	3,605,000
Allocated value of transaction costs to Public and Private Warrants	—	—	(140,000)	—	(140,000)
Cash added to Trust to fund additional $0.05/share	—	—	(863,000)	—	(863,000)
Accretion in value of Class A ordinary shares subject to redemption	—	—	(6,226,000)	(3,573,000)	(9,799,000)
Net loss	—	—	—	(5,105,000)	(5,105,000)
Balance as of June 30, 2026 (unaudited)	5,750,000	$1,000	$—	$(8,708,000)	$(8,707,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LONG TABLE GROWTH CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2026

(unaudited)

Cash flows from operating activities
Net loss	$(5,105,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on Trust Account	(387,000)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other	(179,000)
Increase in accounts payable	15,000
Increase in accrued expenses	86,000
Increase in deferred compensation – related parties	30,000
Increase in deferred advisory fee	5,175,000
Net cash used in operating activities	(365,000)
Cash flows from investing activities
Investment of cash into Trust Account	(173,363,000)
Cash used in investing activities	(173,363,000)
Cash flows from financing activities
Proceeds from Sponsor Note	199,000
Repayment Sponsor Note	(269,000)
Proceeds from sale of units net of underwriting discounts and reimbursements	172,500,000
Proceeds from sale of Private Placement Warrants	3,600,000
Payment of offering costs	(727,000)
Net cash provided by financing activities	175,303,000
Net increase in cash	1,575,000
Cash – beginning of period	50,000
Cash – end of period	$1,625,000
Supplemental disclosure of noncash activities:
Deferred underwriting payable	$5,175,000
Deferred advisory fee payable	$5,175,000
Deferred offering costs and general and administrative costs paid directly by Sponsor through promissory note-related party	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

LONG TABLE GROWTH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

(unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Long Table Growth Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on November 25, 2025. The Company was formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from November 25, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below, and subsequent to the Public Offering, identifying and completing a suitable business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

All dollar amounts are rounded to the nearest thousand dollars.

The Company intends to finance its Business Combination with proceeds from the Public Offering of $172,500,000 of Units (as defined below) (See Note 3) and a private placement of 3,600,000 Private Placement Warrants (as defined below) at a price of $1.00 per Private Placement Warrant for an aggregate of $3,600,000, in a private placement to Long Table Growth Sponsor LLC (the “Sponsor”).

The registration statement for the Company’s Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on June 3, 2026. On June 5, 2026, the Company consummated the Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), generating gross proceeds of $172,500,000, including the full exercise of the underwriter’s 45-day option to purchase 2,250,000 Units, which is discussed in Note 3. Simultaneously with the closing of the Public Offering, the Company consummated the sale of 3,600,000 private placement warrants (the “Private Placement Warrants”) to the Sponsor at a price of $1.00 per Private Placement Warrant, or $3,600,000 in the aggregate, which is described in Note 4. Upon consummation of the Public Offering, approximately $173,363,000 was deposited in the Trust Account ($10.05 per Unit).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the interest earned on the Trust Account) on the date of the execution of a definitive agreement into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Public Offering, management has agreed that an amount equal to at least $10.05 per Unit sold in the Public Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts); the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account, net of taxes paid or payable, and up to $100,000 of interest to pay liquidation expenses). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption have been recorded at redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC Topic 480”).

The Company will proceed with a Business Combination only if the majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive redemption rights with respect to any Founder Shares (as defined in Note 5) held and any Public Shares they may acquire during or after the Public Offering in connection with the completion of Business Combination, except that Public Shares held by the initial shareholders will be subject to mandatory redemption upon any diminution of the Trust Account in connection with an extension, and such shares will be entitled to redemption at a price equal to the per share redemption value then held in the Trust Account in connection therewith.

The Company will have until 18 months from the closing of the Public Offering, or December 5, 2027, to complete a Business Combination (the “Completion Window”). However, if the Company anticipates that it may not be able to consummate a Business Combination within 18 months from the closing of the Public Offering, the Company may, but is not obligated to, seek shareholder approval to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes paid or payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 18 months without a shareholder vote. The underwriter has agreed to waive its rights to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement (except for the Company’s independent registered public accounting firm), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the trust assets, less taxes paid or payable and up to $100,000 of interest to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriter of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2025 included in the Registration Statement on Form S-1 in connection with the Company’s initial public offering filed with the SEC on May 29, 2026 and the audited Closing Balance Sheet as of June 5, 2026 included in the Current Report on Form 8-K filed with the SEC on June 11, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any other future periods.

Liquidity and Capital Resources

As of June 30, 2026, the Company had approximately $1,625,000 in cash and had working capital of approximately $1,643,000. As of June 30, 2026, no working capital loans were outstanding. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 204-50, Presentation of Financial Statements - Going Concern, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has a completion window to complete the initial Business Combination (December 5, 2027). Management has determined that with the closing of the Public Offering, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, other than those held outside the Trust Account, to be cash equivalents. As of June 30, 2026, the Company’s cash and cash equivalents were represented by investments in a government securities money market fund with an investment bank. At December 31, 2025, substantially all of the cash and cash equivalents were in cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Deferred offering costs consist of professional and underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. The Company applies this guidance to allocate Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares have been charged to temporary equity. Offering costs allocated to the Public and Private Placement Warrants have been charged to shareholders’ equity as the Public and Private Placement Warrants after management’s evaluation have been accounted for as equity.

Offering costs amounted to approximately $5,948,000, consisting of $250,000 of upfront discount to the underwriter (including non-accountable expenses), $5,175,000 of deferred underwriting fees, and approximately $523,000 of other offering costs. Approximately $140,000 of such costs were allocated to the Public Warrants and Private Placement Warrants and the remainder, approximately $5,808,000 was allocated to Class A ordinary shares subject to redemption.

Ordinary Shares Subject to Possible Redemption

As discussed in Note 4, all of the Class A ordinary shares issued as part of the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC Topic 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC Topic 480. The Company did not specify a maximum redemption threshold. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity.

All shares of Class A ordinary shares are redeemable and classified as such on the Company’s unaudited condensed balance sheet until such time as a redemption event takes place. As of June 30, 2026, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.07 per share (the redemption price) multiplied by 17,250,000 shares of Class A ordinary shares. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Accordingly, as of June 30, 2026, all of the 17,250,000 Class A ordinary shares subject to possible redemption consist of:

	Dollars (rounded)	Shares
Gross proceeds of Public Offering	$172,500,000	17,250,000
Less: Proceeds allocated to Public Warrants	(3,605,000)	-
Offering costs	(5,808,000)	-
Plus: Additional $0.05 per share deposited into the Trust Account	863,000	-
Plus: Accretion of carrying value to redemption value	9,799,000	-
Class A ordinary shares subject to possible redemption as of June 30, 2026	$173,749,000	17,250,000

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share of ordinary shares is computed by dividing net income or loss applicable to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 12,225,000 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method and are contingent on future events. As a result, diluted income per share of Class A ordinary shares is the same as basic income per share of ordinary shares for the periods presented.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of ordinary shares. Net income per share of ordinary shares is calculated by dividing the net loss by the weighted average number of shares of ordinary shares outstanding during the respective period. The changes in redemption value that are accreted to Class A ordinary shares subject to redemption (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following tables reflect the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended June 30, 2026		Six months ended June 30, 2026
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share of ordinary shares:
Allocation of net loss –
Basic and diluted	$(2,413,000)	$(2,650,000)	$(1,631,000)	$(3,474,000)
Denominator:
Weighted average shares of ordinary shares:
Basic and diluted	$4,739,000	$5,206,000	2,396,000	5,104,000
Net loss per share of ordinary shares –
Basic and diluted	$(0.51)	$(0.51)	$(0.68)	$(0.68)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and would have been accounted for as a liability pursuant to ASC Topic 480 had it not been fully exercised at the time of the initial public offering.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480 and ASC Topic 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC Topic 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations.

The Public and Private Placement warrants issued in the Public Offering are not precluded from equity classification and have been accounted for as such on the date of issuance and on each balance sheet date thereafter.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC Topic 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Public Offering, the Company offered for sale 17,250,000 Units (including the underwriter’s exercise of the over-allotment option in full) at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

The Company allocated approximately $3,605,000 of the Public Offering proceeds to the estimated fair value of the Public Warrants (approximately $0.42 per full warrant for 17,250,000 one-half Public Warrants), based on a valuation made by a valuation consultant using a Monte Carlo model (Level 3 measurements) using the following assumptions:

Share price	$9.80
Expected term (in years)	6.5
Volatility	5.0%
Risk free rate	4.29%
Market adjustment	35.7%

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotments at the Public Offering price less the underwriting discounts and commissions, and such option was exercised in full at the closing of the Public Offering on June 5, 2026.

NOTE 4. PRIVATE PLACEMENT

The Sponsor purchased an aggregate of 3,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, from the Company in a private placement that occurred simultaneously with the closing of the Public Offering. A portion of the proceeds from the sale of the Private Placement Warrants has been added to the net proceeds from the Public Offering held in the Trust Account. If the Company does not complete a Business Combination, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 9, 2025, the Sponsor was issued 5,750,000 Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.004 per share, paid to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Public Offering (assuming the Sponsor does not purchase any Public Shares in the Public Offering). Since the underwriter exercised the over-allotment option in full at the closing of the Public Offering on June 5, 2026, these shares are no longer forfeitable.

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (ii) the Founder Shares are entitled to registration rights; (iii) in connection with their receipt of Founder Shares and/or Private Placement Warrants and their appointment as directors and/or officers, as applicable, the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed, for no additional consideration, to (A) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the completion window or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Company’s initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account, and vote any Founder Shares held by them and any Public Shares purchased during or after the Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination; (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Memorandum and Articles of Association; and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our Amended and Restated Memorandum and Articles of Association or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial business combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Public Offering (including any Class A ordinary shares issued pursuant to the underwriter’s over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor and the underwriter), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Company’s initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Company’s Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) 180 days after the completion of the Company’s initial Business Combination or earlier if, subsequent to our initial Business Combination, the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the closing of our initial Business Combination, and (B) the date following the completion of the Company’s initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. No Founder Shares were forfeited as a result of the underwriter’s full exercise of the over-allotment option.

Promissory Note — Related Party

On December 8, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of June 30, 2026 or the date on which the Company consummates the Public Offering of its securities. The Company borrowed an aggregate $269,000 under the Promissory Note to fund costs of the Public Offering at June 5, 2026, which amount was paid in full upon closing of the Public Offering on June 5, 2026 and no further amounts are outstanding or available to the Company.

Administrative Services and Indemnification Agreement

The Company’s Sponsor, or an affiliate of the Sponsor, agreed, commencing from the date of the Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Sponsor, or an affiliate of the Sponsor, $15,000 per month during the 18-month period to complete a Business Combination. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of and for the period ended June 30, 2026, the Company paid approximately $14,000 under this agreement representing the pro rata amount for the month of June 2026.

Executive Officer Compensation

Also, commencing on the date on which the securities were first listed on Nasdaq, the Company agreed to compensate each of its Chief Executive Officer and Chief Financial Officer $33,000 per month for their services prior to the consummation of the Company’s Business Combination, of which $16,500 per month will be payable on a current basis and the balance will be payable upon the consummation of our initial business combination. As of and for the period ended June 30, 2026, the Company paid an aggregate of approximately $30,000 under this agreement representing the pro rata amount for the month of June 2026 and the Company accrued an aggregate of approximately $30,000 for the pro rata amount of the deferred compensation for the month of June 2026.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into Warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The Warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of June 30, 2026.

NOTE 6. TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

The Company complies with FASB ASC Topic 820, Fair Value Measurements, for its financial assets and any liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the Private Placement, a total of approximately $173,363,000 was deposited into the Trust Account. The proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At June 30, 2026 the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2026 and December 31, 2025 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at June 30, 2026	Level 1
Assets:
Money market funds	$173,749,000

There were no amounts in the Trust Account at December 31, 2025 as the Public Offering did not occur until June 5, 2026.

NOTE 7. COMMITMENTS

Registration Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Public Offering, (ii) Private Placement Warrants which were issued in a private placement simultaneously with the closing of the Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement entered into on June 3, 2026. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the underwriting agreement, the Sponsor and the executive officers and directors have agreed that, for a period of 180 days from the date of the Public Offering, they will not, without the prior written consent of the representatives, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or warrants, subject to certain exceptions. The representatives in their discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers and directors are also subject to separate transfer restrictions on their Founder Shares and Private Placement Warrants pursuant to the letter agreement described herein.

The Company granted the underwriter a 45-day option from the date of the Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions. Such overallotment option was exercised in full at the closing of the Public Offering on June 5, 2026.

The underwriter was paid a cash underwriting commission of $250,000 (whether or not the underwriter’s over-allotment option was exercised in full), upon the closing of the Public Offering. In addition, the underwriter is entitled to a deferred fee of 3.00% of the gross proceeds of the Public Offering, $5,175,000, payable upon the closing of an initial Business Combination, but such Deferred Fee shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of our initial Business Combination pursuant to the Underwriting Agreement.

Advisory Fee

In addition to the Underwriting Agreement, the Company entered into an agreement with the underwriter, in which the underwriter is entitled to an advisory fee equal to 3.00% of the gross proceeds raised in the Public Offering, or $5,175,000, upon and subject to the closing of the initial Business Combination. Such amount has been recorded as an expense at the time of the Public Offering, June 5, 2026.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were no Class A ordinary shares issued or outstanding and there were 17,250,000 Class A ordinary shares subject to redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 5,750,000 Class B ordinary shares outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial shareholders would collectively own 25% of the Company’s issued and outstanding ordinary shares after a Public Offering. Since the underwriter’s over-allotment option was exercised in full at the closing of the Public Offering, no shares were forfeited and none are forfeitable at June 30, 2026.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Prior to the closing of the initial Business Combination, only holders of Class B ordinary shares (i) will have the right to appoint and remove directors prior to or in connection with the completion of the initial Business Combination and (ii) will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the Business Combination agreement), subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, approximately 25% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Public Offering (including any Class A ordinary shares issued pursuant to the underwriter’s over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor and the underwriter), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders prior to or in connection with an initial Business Combination.

Warrants — 12,225,000 warrants are outstanding to purchase an aggregate of 12,225,000 Class A ordinary shares consisting of (i) 3,600,000 Private Placement Warrants to purchase 3,600,000 Class A ordinary shares and (ii) 8,625,000 Public Warrants to purchase 8,625,000 Class A ordinary shares. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrantholder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement relating to the Public Offering or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use the Company’s commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrantholders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Warrants”) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrantholders.

If and when the warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares or Private Placement Warrants held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the units in the Public Offering.

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, Segment Reporting (“ASC Topic 280”), establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

As a Special Purpose Acquisition Company (“SPAC”), the Company has not commenced any operations and its activities consist of seeking to identify a suitable business combination candidate and to perform the diligence, contractual, reporting and other obligations associated with completing a business combination transaction.

For purposes of ASC Topic 280, the Company is considered to operate in one segment, seeking to identify and close a business combination. As such, the Company’s expenses consist of the costs of raising capital and, afterward, identifying a Business Combination candidate and the diligence, contractual, reporting and other obligations associated with completing such Business Combination as well as expenses for ongoing professional and other costs to maintain the Company’s reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition to such expenses, which approximated $278,000 and $321,000, respectively, in the three and six months ended June 30, 2026, the Company has approximately $173,749,000 of investment in the Trust Account as of June 30, 2026, and such investments are expected to generate interest or dividend income.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

As of June 30, 2026
Money market funds in Trust Account	$173,749,000
Cash	$1,625,000

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Business Combination or a similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Long Table Growth Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Long Table Growth Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements as of December 31, 2025 included in the Registration Statement on Form S-1 in connection with the Company’s initial public offering filed with the SEC on May 29, 2026 and the audited Closing Balance Sheet as of June 5, 2026 included in the Current Report on Form 8-K filed with the SEC on June 11, 2026.

Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements.”

Overview

We are a newly incorporated blank check company incorporated as a Cayman Islands exempted company on November 25, 2025 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our Business Combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to a Business Combination with us. We intend to effectuate our Business Combination using cash from the proceeds of the Public Offering and the sale of the Private Placement Warrants and the proceeds of the sale of our securities in connection with our Business Combination (pursuant to any forward purchase agreements, backstop or similar agreements we may enter into following the consummation of the Public Offering or otherwise), our shares, debt or a combination of cash, equity and debt.

The issuance of additional ordinary shares in a business combination:

●	may significantly dilute the equity interest of investors in the Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	may have the effect of delaying or preventing a change of control of us by diluting the equity ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As of June 30, 2026, we had approximately $1,625,000 in cash and cash equivalents. We expect to incur significant costs in the pursuit of our acquisition and financing plans. We cannot assure you that our plans to raise capital or to complete our Business Combination will be successful.

Recent Developments

On June 5, 2026, we completed (i) the Public Offering of 17,250,000 units (the “Units”), including 2,250,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, at an offering price of $10.00 per Unit and (ii) a private placement of 3,600,000 Private Placement Warrants with the Sponsor at a price of $1.00 per warrant (the “Private Placement”).

The net proceeds from the Public Offering, together with certain of the proceeds from the Private Placement and an amount to increase the investment in trust to $10.05 per share, totaling $173,363,000 in the aggregate, were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company established for the benefit of the Company’s public shareholders and the underwriter of the Public Offering. Except for the withdrawal of interest earned on the amounts in the Trust Account to fund the Company’s taxes, or upon the redemption by public shareholders of Class A ordinary shares in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association, none of the funds held in the Trust Account will be released until the completion of the Company’s Business Combination or the redemption by the Company of 100% of the outstanding Class A ordinary shares issued by the Company in the Public Offering if the Company does not consummate a Business Combination within the 18 months after the closing of the Public Offering, December 5, 2027 (the “Completion Window”).

As a result of the full exercise of the underwriter’s over-allotment option, (a) none of the 750,000 Class B ordinary shares were forfeited resulting in 5,750,000 Class B ordinary shares outstanding at the closing of the Public Offering and (b) there was no over-allotment liability to record.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Public Offering and subsequent to the Public Offering, identifying and completing a suitable Business Combination. We will not generate any operating revenues until after completion of our Business Combination. We will generate non-operating income in the form of interest or dividend income on cash and cash equivalents after the Public Offering. The operating costs incurred in the three and six months ended June 30, 2026, totaling approximately $278,000 and $321,000 respectively, consist of (i) approximately $205,000 and $248,000, respectively, of costs primarily associated with professional fees, insurance, listing, trust and regulatory fees associated with our status as a public reporting company and (ii) approximately $73,000 and $73,000, respectively, of aggregate management compensation and Sponsor Fees (approximately $30,000 and $30,000, respectively, of such management fees are deferred as to payment). Since the Public Offering on June 5, 2026, we are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses related to efforts to identify and evaluate target businesses and due diligence expenses. We expect our expenses to increase substantially since the closing of the Public Offering.

Other income for the three and six months ended June 30, 2026 totaled approximately $390,000 and $391,000, consisting primarily of interest income on the Trust Account.

Certain Risks and Uncertainties

As a development stage SPAC our risks include, among other things, the uncertainties and potential inability to: (i) complete and achieve the expected benefits of the Public Offering; (ii) identify, assess, negotiate and complete a proposed acquisition of a suitable company in connection with our Business Combination; and (iii) satisfy all conditions necessary to the successful completion of our Business Combination, including without limitation, shareholder approvals of both parties, redemption of our securities pursuant to the Amended and Restated Memorandum and Articles of Association, completion of related transactions customarily expected in connection with a SPAC sponsored acquisition, and other conditions. Relatedly, the successful completion of our Business Combination requires not only the success of our efforts, which cannot be assured, but also the supportiveness of relevant financial markets including equity markets, debt markets, merger and acquisition markets, capital markets and other markets, none of which can be assured.

Liquidity and Capital Resources

Our liquidity needs since inception have been satisfied through receipt of $25,000 from the sale of the Founder Shares and approximately $269,000 drawn down on up to $300,000 in loans that were available from our Sponsor under an unsecured promissory note as well as from deferral of certain fees until closing of the Public Offering. On June 5, 2026, we closed the Public Offering and the underwriter fully exercised its overallotment option. In connection with the closing, the approximately $269,000 drawn down under the unsecured promissory note (including $219,000 borrowed subsequent to December 31, 2025) was repaid in full. The net proceeds from the sale of the units in the Public Offering, including the underwriter’s full exercise of its 2,250,000 unit over-allotment option, and the sale of the Private Placement Warrants for an aggregate purchase price of $3,600,000, after deducting offering expenses of approximately $773,000 including approximately $523,000 in Company costs and underwriting commissions and expenses of $250,000 (excluding deferred underwriting commissions incurred of $5,175,000) were approximately $175,327,000. $173,363,000 was deposited in the Trust Account, which includes the deferred underwriting commissions described above. The funds in the Trust Account are and will be (i) invested only in cash or U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and/or (ii) deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $100 billion or more.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of permitted withdrawals), if any, to complete our Business Combination. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, we do not expect to have annual income tax obligations on the amount of interest and other income earned on the amounts held in the Trust Account. If there were any taxes payable, we would expect to pay them out of the funds in the Trust Account. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our Business Combination, our principal use of working capital will be to fund our activities to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We expect our primary liquidity requirements during that period to include approximately $560,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $175,000 for legal and accounting fees related to regulatory reporting requirements; $180,000 for office space, utilities and secretarial and administrative support; $396,000 for payments to officers; $250,000 for directors and officers insurance liability; and approximately $100,000 for working capital to cover other miscellaneous expenses (including continued listing fees). These amounts are estimates and may differ materially from our actual expenses.

In addition, we may pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

On June 5, 2026, the Company closed on the Public Offering of its Units and the simultaneous sale of Private Placement Warrants resulting in an increase in its liquidity. As of June 30, 2026, the Company had cash and cash equivalents of approximately $1,625,000. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has a completion window to complete the initial Business Combination (December 5, 2027). Management has determined that with the closing of the Public Offering, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. Except for the foregoing, the terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We do not believe we will need to raise additional funds following the Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our Public Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public shareholders, we may be required to seek additional financing to complete such proposed Business Combination. We may also obtain financing prior to the closing of our Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity- linked securities or through loans, advances or other indebtedness in connection with our Business Combination, any backstop or similar agreements we may enter into following the consummation of the Public Offering or otherwise. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

As of June 30, 2026, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of June 30, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the listing of our securities on Nasdaq on June 4, 2026, we entered into the Administrative Support Agreement with an affiliate of our Sponsor pursuant to which the Company pays such affiliate $15,000 per month for office space, utilities and secretarial and administrative support.

Also, commencing on June 4, 2026, we have agreed to compensate each of our Chief Executive Officer and Chief Financial Officer $33,000 per month for their services prior to the consummation of the Company’s Business Combination, of which $16,500 per month is payable on a current basis and the balance is payable upon the completion of the Company’s Business Combination.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Management does not believe that the Company has any critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our prospectus for the Public Offering included in the Company’s Registration Statement on Form S-1 as filed with the SEC on May 29, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2026, we consummated the Public Offering of 17,250,000 Units, which includes the full exercise by the underwriter of its over-allotment option of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Santander US Capital Markets LLC acted as the sole book-running manager of the Public Offering. The securities in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-292835). The SEC declared the registration statement effective on June 3, 2026.

Simultaneously with the closing of the Public Offering, we consummated the sale of an aggregate of 3,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $3,600,000. The Sponsor purchased all of the 3,600,000 Private Placement Warrants. The Private Placement Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants are identical to the warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Public Offering, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $173,363,000 was placed in the Trust Account.

Offering costs amounted to approximately $5,948,000, consisting of $250,000 of upfront discount to the underwriter (including non-accountable expenses), $5,175,000 of deferred underwriting fees, and approximately $523,000 of other offering costs. Approximately $140,000 of such costs were allocated to the Public Warrants and Private Placement Warrants and the remainder, approximately $5,808,000 was allocated to Class A ordinary shares subject to redemption.

There has been no material change in the planned use of proceeds from the Public Offering as described in the Company’s final prospectus filed with the SEC on June 4, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 3, 2026, by and between the Company and Santander US Capital Markets LLC as representative of the underwriters (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 001-43324), filed with the SEC on June 5, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-43324), filed with the SEC on June 5, 2026).
4.1	Warrant Agreement, dated June 3, 2026, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-43324), filed with the SEC on June 5, 2026).
10.1	Letter Agreement, dated June 3, 2026, by and among the Company, Long Table Growth Sponsor LLC and each of the executive officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-43324), filed with the SEC on June 5, 2026).
10.2	Investment Management Trust Agreement, dated June 3, 2026, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-43324), filed with the SEC on June 5, 2026).
10.3	Registration Rights Agreement, dated June 3, 2026, by and among the Company, Long Table Growth Sponsor LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-43324), filed with the SEC on June 5, 2026).
10.4	Private Placement Warrants Purchase Agreement, dated June 3, 2026, by and between the Company and Long Table Growth Sponsor LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-43324), filed with the SEC on June 5, 2026).
10.5	Administrative Services and Indemnification Agreement, dated June 3, 2026, by and among the Company, Long Table Growth Sponsor LLC and Long Table Partners LLC. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-43324), filed with the SEC on June 5, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* **	Filed herewith. Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONG TABLE GROWTH CORP.
Dated: August 12, 2026
	By:	/s/ Gregory Ethridge
	Name:	Gregory Ethridge
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)