Form 10-Q
period 2026-09-30
Long Table Growth Corp.
filed 2026-11-06
CIK 2104177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 6, 2026, there were 17,250,000 shares of the Company’s Class A ordinary shares and 5,750,000 shares of the Company’s Class B ordinary shares issued and outstanding.

LONG TABLE GROWTH CORP.

i

LONG TABLE GROWTH CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,431,000	$50,000
Prepaid expenses	133,000	—
Deferred offering costs	—	108,000
Total current assets	1,564,000	158,000
Investments held in Trust Account	175,337,000	—
Total assets	$176,901,000	$158,000
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$69,000	$10,000
Accrued expenses	119,000	20,000
Accrued offering costs	—	83,000
Deferred compensation – related parties	129,000	—
Promissory note – related party	—	50,000
Total current liabilities	317,000	163,000
Deferred underwriting payable	5,175,000	—
Advisory fee payable	5,175,000	—
Total liabilities	10,667,000	163,000
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 17,250,000 and 0 shares, at redemption value of $10.16 and 0 per share as of September 30, 2026 and December 31, 2025, respectively	175,337,000	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 and 0 shares, respectively, subject to possible redemption as of September 30, 2026 and December 31, 2025)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding(1) as of September 30, 2026 and December 31, 2025	1,000	1,000
Additional paid-in capital	—	24,000
Accumulated deficit	(9,104,000)	(30,000)
Total shareholders’ deficit	(9,103,000)	(5,000)
Total liabilities and shareholders’ deficit	$176,901,000	$158,000

(1)	Includes, at December 31, 2025, 750,000 Class B ordinary shares that were subject to forfeiture if the underwriter had not exercised in full, on June 5, 2026,its over-allotment option (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LONG TABLE GROWTH CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2026	For the nine months ended September 30, 2026
General and administrative expenses	$408,000	$729,000
Advisory fee expense	—	5,175,000
Loss from operations	(408,000)	(5,904,000)
Other income
Income on investments held in Trust Account	1,588,000	1,975,000
Income on cash and cash equivalents in operating account	12,000	16,000
Total other income	1,600,000	1,991,000
Net income (loss)	$1,192,000	$(3,913,000)

Weighted average Class A ordinary shares outstanding - basic and diluted	17,250,000	7,420,000
Class A ordinary shares - basic and diluted net income (loss) per share	$0.05	$(0.31)

Weighted average Class B ordinary shares outstanding -
Basic and diluted(1)	5,750,000	5,324,000
Class B ordinary shares – Basic and diluted net income (loss) per share	$0.05	$(0.31)

(1)	Excludes, until June 5, 2026, 750,000 Class B ordinary shares that were subject to forfeiture if the underwriter had not exercised in full, on June 5, 2026, its over-allotment option (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LONG TABLE GROWTH CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months and nine months ended September 30, 2026

Three months ended September 30, 2026 (unaudited):

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2026 (unaudited)	5,750,000	$1,000	$—	$(8,708,000)	$(8,707,000)
Accretion in value of Class A ordinary shares subject to redemption	—	—		(1,588,000)	(1,588,000)
Net income	—	—	—	1,192 ,000	1,192,000
Balance as of September 30, 2026 (unaudited)	5,750,000	$1,000	$—	$(9,104,000)	$(9,103,000)

Nine months ended September 30, 2026 (unaudited):

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	5,750,000	$1,000	$24,000	$(30,000)	$(5,000)
Issuance of 3,600,000 Private Placement Warrants	—	—	3,600,000	—	3,600,000
Estimated fair value of 17,250,000 Public Warrants issued as part of Units sold in the Public Offering	—	—	3,605,000	—	3,605,000
Allocated value of transaction costs to Public and Private Warrants	—	—	(140,000)	—	(140,000)
Cash added to Trust by Sponsor to fund additional $0.05/share	—	—	(863,000)	—	(863,000)
Accretion in value of Class A ordinary shares subject to redemption	—	—	(6,226,000)	(5,161,000)	(11,387,000)
Net loss	—	—	—	(3,913,000)	(3,913,000)
Balance as of September 30, 2026 (unaudited)	5,750,000	$1,000	$—	$(9,104,000)	$(9,103,000)

(1)	Includes, at December 31, 2025, 750,000 Class B ordinary shares that were subject to forfeiture if the underwriter had not exercised in full, on June 5, 2026, its over-allotment option (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LONG TABLE GROWTH CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2026

(unaudited)

Cash flows from operating activities
Net loss	$(3,913,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(1,975,000)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other	(133,000)
Increase in accounts payable	59,000
Increase in accrued expenses	99,000
Increase in deferred compensation – related parties	129,000
Increase in deferred advisory fee	5,175,000
Net cash used in operating activities	(559,000)
Cash flows from investing activities
Investment of cash into Trust Account	(173,363,000)
Cash used in investing activities	(173,363,000)
Cash flows from financing activities
Proceeds from Sponsor Note	199,000
Repayment Sponsor Note	(269,000)
Proceeds from sale of units, net of underwriting discounts and reimbursements	172,500,000
Proceeds from sale of Private Placement Warrants	3,600,000
Payment of offering costs	(727,000)
Net cash provided by financing activities	175,303,000
Net increase in cash and cash equivalents	1,381,000
Cash and cash equivalents – beginning of period	50,000
Cash and cash equivalents – end of period	$1,431,000
Supplemental disclosure of noncash activities:
Deferred underwriting payable	$5,175,000
Deferred offering costs and general and administrative costs paid directly by Sponsor through promissory note-related party	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

LONG TABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from November 25, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below, and subsequent to the Public Offering, identifying and completing a suitable business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2025 included in the Registration Statement on Form S-1 in connection with the Company’s initial public offering filed with the SEC on May 29, 2026 and the audited Closing Balance Sheet as of June 5, 2026 included in the Current Report on Form 8-K filed with the SEC on June 11, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future periods.

Liquidity and Capital Resources

As of September 30, 2026, the Company had approximately $1,431,000 in cash and cash equivalents and had working capital of approximately $1,247,000. As of September 30, 2026, no working capital loans were outstanding. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 204-50, Presentation of Financial Statements - Going Concern, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has a completion window to complete the initial Business Combination (December 5, 2027). Management has determined that with the closing of the Public Offering, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, other than those held in the Trust Account, to be cash equivalents. As of September 30, 2026, the Company’s cash and cash equivalents were represented by investments in a government securities money market fund with an investment bank. At December 31, 2025, substantially all of the cash and cash equivalents were in cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents accounts in a financial institution, which at times, may exceed the Federal Deposit Insurance Corporation coverage. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

Offering costs amounted to approximately $5,948,000, consisting of $250,000 of upfront discount to the underwriter, $5,175,000 of deferred underwriting fees, and approximately $523,000 of other offering costs. Approximately $140,000 of such costs were allocated to the Public Warrants and Private Placement Warrants and the remainder, approximately $5,808,000 was allocated to Class A ordinary shares subject to redemption.

Ordinary Shares Subject to Possible Redemption

As discussed in Note 1, all of the Class A ordinary shares issued as part of the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC Topic 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC Topic 480. The Company did not specify a maximum redemption threshold. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity.

All shares of Class A ordinary shares are redeemable and classified as such on the Company’s unaudited condensed balance sheet until such time as a redemption event takes place. As of September 30, 2026, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.16 per share (the redemption price) multiplied by 17,250,000 shares of Class A ordinary shares. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Accordingly, as of September 30, 2026, all of the 17,250,000 Class A ordinary shares subject to possible redemption consist of:

	Dollars (rounded)	Shares
Gross proceeds of Public Offering	$172,500,000	17,250,000
Less: Proceeds allocated to Public Warrants	(3,605,000)	-
Offering costs	(5,808,000)	-
Plus: Additional $0.05 per share deposited into the Trust Account	863,000	-
Plus: Accretion of carrying value to redemption value	11,387,000	-
Class A ordinary shares subject to possible redemption as of September 30, 2026	$175,337,000	17,250,000

Net Income (loss) per Ordinary Share

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

The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 12,225,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method and are contingent on future events. As a result, diluted income per share of Class A ordinary shares is the same as basic income (loss) per share of ordinary shares for the periods presented.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of ordinary shares. Net income (loss) per share of ordinary shares is calculated by dividing the net income (loss) by the weighted average number of shares of ordinary shares outstanding during the respective period. The changes in redemption value that are accreted to Class A ordinary shares subject to redemption (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following tables reflect the net income (loss) per share after allocating income loss) between the shares based on outstanding shares:

	Three months ended September 30, 2026		Nine months ended September 30, 2026
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income (loss) per share of ordinary shares:
Allocation of net income/(loss) –
Basic and diluted	$894,000	$298,000	$(1,635,000)	$(2,278,000)
Denominator:
Weighted average shares of ordinary shares:
Basic and diluted	$17,250,000	$5,750,000	7,420,000	5,324,000
Net income (loss) per share of ordinary shares –
Basic and diluted	$0.05	$0.05	$(0.31)	$(0.31)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

See Note 3 for a discussion of the fair value of the Public Warrants (defined in Note 3) issued as part of the Units issued in the Public Offering.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheets date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and would have been accounted for as a liability pursuant to ASC Topic 480 had it not been fully exercised at the time of the initial public offering.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Public Offering, the Company offered for sale 17,250,000 Units (including the underwriter’s exercise of the over-allotment option in full) at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

The Company allocated approximately $3,605,000 of the Public Offering proceeds to the estimated fair value of the Public Warrants (approximately $0.42 per full warrant for 17,250,000 one-half Public Warrants), based on a valuation made by a valuation specialist using a Monte Carlo model (Level 3 measurements) using the following assumptions:

Share price	$9.80
Expected term (in years)	6.5
Volatility	5.0%
Risk-free rate	4.29%
Market adjustment	35.7%

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

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (ii) the Founder Shares are entitled to registration rights; (iii) in connection with their receipt of Founder Shares and/or Private Placement Warrants and their appointment as directors and/or officers, as applicable, the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed, for no additional consideration, to (A) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the completion window or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Company’s initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account, and vote any Founder Shares held by them and any Public Shares purchased during or after the Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination; (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Memorandum and Articles of Association; and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s Amended and Restated Memorandum and Articles of Association or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

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

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Company’s Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) 180 days after the completion of the Company’s initial Business Combination or earlier if, subsequent to an initial Business Combination, the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the closing of an initial Business Combination, and (B) the date following the completion of the Company’s initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. No Founder Shares were forfeited as a result of the underwriter’s full exercise of the over-allotment option.

Promissory Note — Related Party

On December 8, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2026 or the date on which the Company consummates the Public Offering of its securities. The Company borrowed an aggregate $269,000 under the Promissory Note to fund costs of the Public Offering at June 5, 2026, which amount was paid in full upon closing of the Public Offering on June 5, 2026 and no further amounts are outstanding or available to the Company.

Administrative Services

An affiliate of the Company’s Sponsor agreed, commencing from the date of the Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay this affiliate of the Sponsor, $15,000 per month during the 18-month period to complete a Business Combination. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. The Company charged to operations approximately $14,000 and $59,000, respectively, for the three and nine months ended September 30, 2026 under this agreement. At September 30, 2026, there were no amounts payable under this agreement.

Executive Officer Compensation

Also, commencing on the date on which the securities were first listed on Nasdaq, the Company agreed to compensate each of its Chief Executive Officer and Chief Financial Officer $33,000 per month for their services prior to the consummation of the Company’s Business Combination, of which $16,500 per month is payable on a current basis and the balance is payable upon the consummation of the Company’s initial business combination. The Company charged approximately $198,000 and $257,000, respectively, to operations for the three and nine months ended September 30, 2026 under this agreement, approximately $99,000 and $129,000, respectively, of which is deferred as to payment until the Company closes on its initial business combination. An aggregate of approximately $129,000 is payable at September 30, 2026.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into Warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The Warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2026 and December 31, 2025.

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

At September 30, 2026, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2026 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at September 30, 2026	Level 1
Assets:
Money market funds	$175,337,000

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

The underwriter was paid a cash underwriting commission of $250,000 (whether or not the underwriter’s over-allotment option was exercised in full), upon the closing of the Public Offering. In addition, the underwriter is entitled to a deferred fee of 3.00% of the gross proceeds of the Public Offering, $5,175,000, payable upon the closing of an initial Business Combination, but such Deferred Fee shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of an initial Business Combination pursuant to the Underwriting Agreement.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding and at September 30, 2026, there were 17,250,000 Class A ordinary shares subject to redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial shareholders would collectively own 25% of the Company’s issued and outstanding ordinary shares after a Public Offering. Since the underwriter’s over-allotment option was exercised in full at the closing of the Public Offering, no shares were forfeited and none are forfeitable at September 30, 2026.

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

Warrants —At September 30, 2026,there are 12,225,000 warrants outstanding to purchase an aggregate of 12,225,000 Class A ordinary shares consisting of (i) 3,600,000 Private Placement Warrants to purchase 3,600,000 Class A ordinary shares and (ii) 8,625,000 Public Warrants to purchase 8,625,000 Class A ordinary shares. There were no warrants outstanding at December 31, 2025. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrantholder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, Segment Reporting (“ASC Topic 280”), establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

As a Special Purpose Acquisition Company (“SPAC”), the Company has not commenced any operations and its activities consist of seeking to identify a suitable business combination candidate and to perform the diligence, contractual, reporting and other obligations associated with completing a business combination transaction.

For purposes of ASC Topic 280, the Company is considered to operate in one segment, seeking to identify and close a business combination. As such, the Company’s expenses consist of the costs of raising capital and, afterward, identifying a Business Combination candidate and the diligence, contractual, reporting and other obligations associated with completing such Business Combination as well as expenses for ongoing management and sponsor fees as well as professional and other costs to maintain the Company’s reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition to such expenses, which approximated $408,000 and $728,000, respectively, for the three and nine months ended September 30, 2026, the Company has approximately $175,337,000 of investments held in the Trust Account as of September 30, 2026, and such investments generate interest or dividend income. Income on the Company’s investments held in the Trust Account, approximated $1,588,000 and $1,975,000, respectively, for the three and nine months ended September 30, 2026.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

As of September 30, 2026
Investments held in Trust Account	$175,337,000
Cash and cash equivalents	$1,431,000

As of December 31, 2025
Investments held in Trust Account	$—
Cash and cash equivalents	$50,000

Segment statements of operations items include the following:

	For the three months ended September 30, 2026	For the nine months ended September 30, 2026
General and administrative expenses	$408,000	$729,000
Advisory fee expense	—	5,175,000
Loss from operations	(408,000)	(5,904,000)
Other income
Income on investments held in Trust Account	1,588,000	1,975,000
Income on cash and cash equivalents in operating account	12,000	16,000
Total other income	1,600,000	1,991,000
Net income (loss)	$1,192,000	$(3,913,000)

Income on investments held in Trust is limited by the restrictions and guidelines outlined in Note 1 and is monitored by the CODM to ensure that such income complies with such restrictions and guidelines and fairly represents opportunities available for investment by the Company under such restrictions and guidelines.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Business Combination or a similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Also included in general and administrative expenses is an advisory fee, payable under an agreement with the underwriter in the Public Offering. The advisory fee is a one-time charge of 3% of the proceeds raised in the Public Offering, or $5,175,000, upon and subject to the closing of the initial Business Combination. The fee is agreed to at the time of the initial Public Offering covering work done by the underwriter, prior to the successful completion of the initial Business Combination at which time it is paid in full. The CODM monitors the performance of the underwriter continuously prior to the closing of the initial Business Combination.

Investment income results primarily from income from investments in the Trust Account which are subject to restrictions described in Note 6. When evaluating the Company's performance and making key decisions regarding resource allocation, the CODM manages the Company's investments in the Trust Account in order to generate a return for shareholders that is consistent with the regulations and restrictions surrounding such investments.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

As of September 30, 2026, we had approximately $1,431,000 in cash and cash equivalents. We expect to incur significant costs in the pursuit of our acquisition and financing plans. We cannot assure you that our plans to raise capital or to complete our Business Combination will be successful.

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

The net proceeds from the Public Offering, together with certain of the proceeds from the Private Placement and an amount to increase the investments in trust to $10.05 per share, totaling $173,363,000 in the aggregate, were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company established for the benefit of the Company’s public shareholders and the underwriter of the Public Offering. Except for the withdrawal of interest earned on the amounts in the Trust Account to fund the Company’s taxes, or upon the redemption by public shareholders of Class A ordinary shares in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association, none of the funds held in the Trust Account will be released until the completion of the Company’s Business Combination or the redemption by the Company of 100% of the outstanding Class A ordinary shares issued by the Company in the Public Offering if the Company does not consummate a Business Combination within the 18 months after the closing of the Public Offering, December 5, 2027 (the “Completion Window”).

As a result of the full exercise of the underwriter’s over-allotment option, (a) none of the 750,000 Class B ordinary shares were forfeited resulting in 5,750,000 Class B ordinary shares outstanding at the closing of the Public Offering and (b) there was no over-allotment liability to record.

Results of Operations and Known Trends or Future Events

General and administrative expenses - We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Public Offering and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. We will not generate any operating revenues until after completion of our Business Combination. We will and do generate non-operating income in the form of interest or dividend income on investments in the Trust Account and cash and cash equivalents after the Public Offering. The operating costs incurred in the three and nine months ended September 30, 2026, totaling approximately $408,000 and $5,903,000 respectively, consist of (i) approximately $165,000 and $412,000, respectively, of costs primarily associated with professional fees, insurance, listing, trust and regulatory fees associated with our status as a public reporting company and (ii) approximately $198,000 and $257,000, respectively, of aggregate management compensation (approximately $99,000 and $129,000, respectively, of such management compensation is deferred as to payment), (iii) approximately $45,000 and $59,000, respectively, of fees paid to our Sponsor for administrative support and services and approximately $0 and $5,175,000, respectively, of advisory fee payable to the underwriter in the Public Offering. Since the Public Offering on June 5, 2026, we are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses related to efforts to identify and evaluate target businesses and due diligence expenses. Our expenses have increased substantially since the closing of the Public Offering as a result of the costs of operating as a public company as well as the travel and other costs of seeking a business combination. Such costs are expected to continue and are likely to increase significantly as the Company performs due diligence as well as legal and public reporting and other costs associated with evaluating, documenting and closing a business combination.

Other income - Other income for the three and nine months ended September 30, 2026 totaled approximately $1,600,000 and $1,990,000, consisting primarily of income on the investments held in the Trust Account. Other income increased significantly subsequent to the Company’s Public Offering on June 5, 2026 and is expected to continue until the closing of its initial Business Combination and fluctuate with short term interest rate fluctuations.

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

On June 5, 2026, the Company closed on the Public Offering of its Units and the simultaneous sale of Private Placement Warrants resulting in an increase in its liquidity. As of September 30, 2026, the Company had cash and cash equivalents of approximately $1,431,000. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has a completion window to complete the initial Business Combination (December 5, 2027). Management has determined that with the closing of the Public Offering, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

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

Off-balance sheet financing arrangements

As of September 30, 2026, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of September 30, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the listing of our securities on Nasdaq on June 4, 2026, we entered into the Administrative Support Agreement with an affiliate of our Sponsor pursuant to which the Company pays such affiliate $15,000 per month for office space, utilities and secretarial and administrative support.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our prospectus for the Public Offering included in the Company’s Registration Statement on Form S-1, initially filed with the SEC on January 20, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONG TABLE GROWTH CORP.

Dated: November 6, 2026
	By:	/s/ Gregory Ethridge
	Name:	Gregory Ethridge
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: November 6, 2026
	By:	/s/ Joshua Ernst
	Name:	Joshua Ernst
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)